Form 10-Q
period 2017-09-30
DGOC Series 18B LP
filed 2017-11-14
CIK 1711631

United States
Securities and Exchange Commission
Washington, D.C. 20549
_____________________________________________
Form 10-Q
_____________________________________________

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-55839
_____________________________________________
DGOC SERIES 18(B), L.P.
(Name of small business issuer in its charter)
_____________________________________________

Delaware	82-2097510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Houston Street, Suite 300 Fort Worth, TX	76102
(Address of principal executive offices)	(zip code)
_____________________________________________
Issuer’s telephone number, including area code: (412)-489-0006
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company X
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X

DGOC SERIES 18(B), L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DGOC SERIES 18(B), L.P.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$275,900	$297,200
Accounts receivable trade–affiliate	357,900	387,900
Total current assets	633,800	685,100
Gas and oil properties, net	4,576,900	4,836,900
Long-term asset retirement receivable-affiliate	293,300	197,900
Total assets	$5,504,000	$5,719,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable trade-affiliate	$399,600	$399,600
Accrued liabilities	28,100	43,400
Total current liabilities	427,700	443,000

Asset retirement obligations	1,485,100	1,435,200

Commitments and contingencies (Note 4)

Partners’ capital:
Managing general partner’s interest	346,500	346,500
Limited partners’ interest (12,278 units)	3,244,700	3,495,200
Total partners’ capital	3,591,200	3,841,700
Total liabilities and partners’ capital	$5,504,000	$5,719,900

See accompanying notes to condensed financial statements.

DGOC SERIES 18(B), L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Natural gas and oil	$374,500	$336,300	$1,629,700	$1,056,700
Gain on mark-to-market derivatives	—	2,400	—	1,800
Total revenues	374,500	338,700	1,629,700	1,058,500

COSTS AND EXPENSES
Production	187,000	213,100	646,200	698,300
Depletion	75,500	93,800	260,000	324,200
Accretion of asset retirement obligations	16,600	15,900	49,900	47,600
General and administrative	22,100	23,300	68,000	70,600
Total costs and expenses	301,200	346,100	1,024,100	1,140,700
Net income (loss)	$73,300	$(7,400)	$605,600	$(82,200)

Allocation of net income (loss):
Managing general partner	$33,700	$16,600	$215,200	$45,000
Limited partners	$39,600	$(24,000)	$390,400	$(127,200)
Net income (loss) per limited partnership unit	$3	$(2)	$32	$(10)

See accompanying notes to condensed financial statements.

DGOC SERIES 18(B), L.P.
CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at December 31, 2016	$346,500	$3,495,200	$3,841,700

Participation in revenues, costs and expenses:
Net production revenues	276,200	707,300	983,500
Depletion	(28,000)	(232,000)	(260,000)
Accretion of asset retirement obligations	(14,000)	(35,900)	(49,900)
General and administrative	(19,000)	(49,000)	(68,000)
Net income	215,200	390,400	605,600

Distributions to partners	(215,200)	(640,900)	(856,100)

Balance at September 30, 2017	$346,500	$3,244,700	$3,591,200

See accompanying notes to condensed financial statements.

DGOC SERIES 18(B), L.P.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$605,600	$(82,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	260,000	324,200
Non cash loss on derivative value	—	254,300
Accretion of asset retirement obligations	49,900	47,600
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	30,000	116,200
Increase in asset retirement receivable-affiliate	(95,400)	(102,600)
(Decrease) increase in accrued liabilities	(15,300)	4,700
Net cash provided by operating activities	834,800	562,200

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Distributions to partners	(856,100)	(393,900)
Net cash used in financing activities	(856,100)	(393,900)

Net change in cash	(21,300)	168,300
Cash at beginning of period	297,200	64,100
Cash at end of period	$275,900	$232,400

See accompanying notes to condensed financial statements.

DGOC SERIES 18(B), L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

DGOC Series 18(B), L.P. (the “Partnership”) is a Delaware limited partnership, formed on July 6, 2017 and includes the Appalachian-based assets that were previously included within the predecessor partnership that was formed on April 8, 2008 and was then managed by Atlas Resources, LLC (“Atlas” or “Previous MGP”). DGOC Partnership Holdings, LLC now serves as the Partnership's Managing General Partner (“DGOC Holdings” or the “MGP”) and certain affiliates of the MGP serve as our Operator ("Operator"). DGOC Holdings is an indirect subsidiary of Diversified Gas & Oil, PLC (“Diversified”; AIM: DGOC). Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to DGOC Series 18(B), L.P.

Atlas previously served as the Partnership's Managing General Partner and Operator. Atlas is an indirect subsidiary of Titan Energy, LLC (“Titan”). On May 4, 2017, Titan entered into a definitive agreement to sell, among other conventional assets, its general and limited partnership equity interest (“Equity Interest”) in the Partnership to Diversified (the “Purchase and Sale Agreement” or “PSA”). The transaction closed on September 29, 2017. Prior to closing the PSA, the Previous MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee on June 30, 2017. Upon closing the PSA, the Previous MGP’s Equity Interest in the Partnership was transferred to DGOC Holdings and DGOC Holdings was admitted as a substitute managing general partner of the Partnership and continues to serve as Operator.
The Partnership has drilled and currently operates wells located in Pennsylvania and Tennessee. We have no employees and rely on our MGP to staff and manage our operations, which in turn, relies on Atlas Energy Group, Titan’s parent company, for administrative services through a Transition Services Agreement effective through December 31, 2017. After the expiration of the TSA, staffing will be provided by an affiliate of Diversified.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas and oil. Produced natural gas and oil is then delivered to market through third-party gas gathering systems. The Partnership intends to produce its wells until they are sold, depleted or become uneconomical to produce, at which time they will be plugged and abandoned . The Partnership does not expect to drill additional wells and expects no additional funds will be required for drilling.

The economic viability of the Partnership’s production is based on a variety of factors including proved developed reserves that it can expect to recover through existing wells with existing equipment and operating methods or in which the cost of additional required extraction equipment is relatively minor compared to the cost of a new well; and through currently installed extraction equipment and related infrastructure which is operational at the time of the reserves estimate (if the extraction is by means not involving drilling, completing or reworking a well). There are numerous uncertainties inherent in estimating quantities of proven reserves and in projecting future net revenues.
The prices at which the Partnership’s natural gas and oil will be sold are uncertain and the Partnership is not guaranteed a specific price for the sale of its production. Changes in natural gas and oil prices have a significant impact on the Partnership’s cash flow and the value of its reserves. Lower natural gas and oil prices may, in addition to decreasing the Partnership’s revenues, also reduce the amount of natural gas that the Partnership can produce economically.
           Liquidity and Capital Resources

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low, on a relative basis, in 2017. These lower commodity prices negatively impact the Partnership’s revenues, earnings and cash flows. In addition, low commodity prices place downward pressure on the Partnership’s proved natural gas and oil reserves as some volumes in the later years of the life of the well become uneconomic to produce at the lower prices. The MGP is continuing the efforts of the Previous MGP to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, and deferring and/or eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for the interim periods presented. All adjustments are of a normal recurring nature unless disclosed otherwise. Interim period results are not necessarily indicative of results to be expected for the full year. These condensed financial statements have been prepared in accordance with rules of the Securities and Exchange Commission (“SEC”) and do not include all the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. They should be read in conjunction with the financial statements for the year ended December 31, 2016 and notes thereto included in our Form 10-12G Registration Statement, which include a summary of the significant accounting policies.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. GAAP requires the MGP to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s condensed financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s condensed financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments, fair value of derivative instruments and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results could differ from those estimates.
Gas and Oil Properties
The following is a summary of gas and oil properties at the dates indicated:

	September 30, 2017	December 31, 2016
Proved properties:
Leasehold interests	$798,300	$798,300
Wells and related equipment	120,370,300	120,370,300
Total natural gas and oil properties	121,168,600	121,168,600
Accumulated depletion and impairment	(116,591,700)	(116,331,700)
Gas and oil properties, net	$4,576,900	$4,836,900

We review our oil and natural gas producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of such properties may not be recoverable. The review of the Partnership’s natural gas and oil properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion and impairment is less than the estimated expected undiscounted future cash flows including salvage. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. Events or changes in circumstances that would indicate the need for impairment testing include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for products manufactured by others utilizing our services or for our products; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of environmental capital, operating or remediation expenditures; and changes in governmental regulations or actions. There was no triggering event in the third quarter of 2017 that would cause us to believe the value of oil and natural gas producing properties should be impaired.

Derivative Instruments

The Partnership’s Previous MGP entered into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were then qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 were reclassified to the condensed statements of operations in the periods in which the respective derivative contracts settled. During the three and nine months ended September 30, 2017, the Partnership had no derivative activity since all derivative contracts have settled.  During the three and nine months ended September 30, 2016, the Partnership recorded $2,400 and $1,800, respectively, as a gain subsequent to hedge accounting recognized in gain on mark-to-market derivatives.
Revenue Recognition
The Partnership generally sells natural gas and crude oil at prevailing market prices. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain fixed adjustments based on proximity to gathering and transmission lines and the quality of its natural gas. Generally, the market index is fixed two business days prior to the commencement of the production month. Revenue and the related accounts receivable are recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil, in which the Partnership has an interest with other producers, are recognized on the basis of its percentage ownership of working interest and/or overriding royalty.

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales multiplied by the applicable product price, net of transportation and compression costs.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most of the existing revenue recognition requirements in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 by one year. As a result, the standard is effective for annual periods beginning on or after December 31, 2017, including interim periods within that reporting period. The standard can be applied using either the full retrospective approach or a modified retrospective approach at the date of adoption.

The MGP has made significant progress in its assessment of the adoption of this standard on its revenue-related contracts. The Partnership currently recognizes revenue under the sales method of accounting, and to date, has not identified any contracts that would require a change from the sales method. To date, the MGP has not identified any material impact that the new standard will have on the Partnership's Financial Statements with the exception of new disclosures. The Partnership intends to adopt the new standard on January 1, 2018 using the modified retrospective method at the date of adoption.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s condensed statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s condensed statements of operations, are payable at $975 per well per month for Marcellus wells and for all other wells a fee of $392 is charged per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are generally payable at 16% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s condensed statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016
Administrative fees	$6,400	$7,500	$19,100	$22,700
Supervision fees	82,900	97,900	248,200	295,300
Transportation fees	47,600	50,800	211,800	169,700
Direct costs	72,200	80,200	235,100	281,200
Total	$209,100	$236,400	$714,200	$768,900
The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. Accounts payable trade-affiliate on the Partnership’s balance sheets include costs relating to well construction paid by the MGP.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
General Commitments
Subject to certain conditions, investor partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the partnership agreement. The MGP is not obligated to purchase more than 5% of the total outstanding units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as Operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2017, the Operator has withheld $293,300 of net production revenue for future plugging and abandonment costs.

Environmental risk is inherent to oil and natural gas operations, and we and our affiliates may be, at times, subject to potential environmental remediation liability. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or other potentially responsible parties, we will be responsible for payment of liabilities arising from environmental incidents associated with the operating activities of our oil and natural gas operations.

Legal Proceedings

The Partnership and affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. The MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s or the MGP’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements in this Form 10-Q by words such as “anticipate,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “projection,” “goal,” “plan,” “forecast,” “target” or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The Partnership cautions you that the forward-looking statements contained in this Form 10-Q are subject to all of the risks and uncertainties, many of which are beyond its control, incident to the production and sale of natural gas. These risks include, but are not limited to, the risks described in our Registration Statement on Form 10-12G filed September 9, 2017 for the year ended December 31, 2016, including under the heading entitled “Forward-Looking Statements,” and all quarterly reports on Form 10-Q filed subsequently thereto. Should one or more of the risks or uncertainties described herein or in our Registration Statement on Form 10-12G occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages.

General
See Note 1 to our condensed financial statements for a description of our business and information regarding the creation of the business upon the sale of certain Appalachian-based assets from the previous managing general partner (“Previous MGP”) to the current managing general partner ("MGP").
Overview

The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas is then delivered to market through affiliated and/or third-party gas gathering systems.

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas production. Our results of operations are dependent upon the difference between prices received for our oil and gas production and the costs to find and produce such oil and gas. Oil and natural gas prices have been volatile and subject to fluctuations based on a number of factors beyond our control.

Beginning in the third quarter of 2014, the global prices for oil and natural gas began a dramatic decline which continued through 2015 and into 2016. Current prices, while higher than those in early 2016, are significantly less than they were in the several years prior to mid-2014. A decline in oil and natural gas prices and a sustained period of oil and natural gas prices at depressed levels could have a material adverse effect on our financial condition. We currently do not have any derivative contracts to hedge against declines in commodity prices.

We pay our MGP, as Operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas such as:

•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as Operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2017, our Operator has withheld $293,300 of net production revenues for this purpose.
Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Gas	$375	$336	$1,629	$1,055
Oil	—	1	1	1
Total	$375	$337	$1,630	$1,056

Production volumes:
Gas (Mcf/day) (1)	1,953	2,436	2,266	2,831
Change vs. Prior	(20)%		(20)%

Average sales prices(2):
Gas (per Mcf) (1) (3)	$2.09	$1.64	$2.63	$1.48
Change vs prior	27%		78%
Oil (per bbl) (1)	$—	$46.18	$43.38	$36.24

Production costs:
As a percent of revenues	50%	63%	40%	66%
Per Mcfe (1)	$1.04	$0.95	$1.04	$0.90

Depletion per Mcfe	$0.42	$0.42	$0.42	$0.42
___________________

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. There were no previously recognized derivative gains for the three and nine months ended September 30, 2017. Previously recognized derivative gains were $32,900 and $96,100 for the three and nine months ended September 30, 2016, respectively.

Revenues

The following tables reconcile the changes in natural gas, oil and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

	Three Months Ended September 30,
	Natural gas	Oil	Total
Revenues for the three months ended September 30, 2016	$335,800	$500	$336,300
Volume decrease	(66,600)	(500)	(67,100)
Price increase	105,300	—	105,300
Net increase (decrease)	38,700	(500)	38,200
Revenues for the three months ended September 30, 2017	$374,500	$—	$374,500

	Nine Months Ended September 30,
	Natural gas	Oil	Total
Revenues for the nine months ended September 30, 2016	$1,055,300	$1,400	$1,056,700
Volume decrease	(213,800)	(1,000)	(214,800)
Price increase	787,700	100	787,800
Net increase (decrease)	573,900	(900)	573,000
Revenues for the nine months ended September 30, 2017	$1,629,200	$500	$1,629,700

The natural gas and oil volume variances reflected for the periods presented in the tables above relate to (1) wells being temporarily shut-in, (2) which may result in timing differences associated with the production from those wells depending upon when they are placed back into production, and (3) normal and expected declines inherent in the life of a well.

Costs and expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production	187,000	213,100	646,200	698,300
Depletion	75,500	93,800	260,000	324,200
Accretion of asset retirement obligations	16,600	15,900	49,900	47,600
General and administrative	22,100	23,300	68,000	70,600
Total costs and expenses	301,200	346,100	1,024,100	1,140,700

Costs and Expenses. Production expenses were $187,000 and $213,100 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $26,100 (12%) and $646,200 and $698,300 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $52,100 (7%).  The decreases for the three and nine months ended September 30, 2017 when compared to the prior year similar period were primarily due to a combination of lower water hauling and disposal costs as a result of managing well pressures and reducing water production along with a decrease in supervision fees.
Depletion expense, which is calculated by taking the total capital invested to develop the producing wells divided by the total estimated reserves of the well and is then recognized for each unit of production during the period. For the three and nine months periods ended September 30, 2017 and 2016 produced volumes declined which correlates to the drop in depletion expense.
General and administrative expenses for the three months ended September 30, 2017 and 2016 were $22,100 and $23,300, respectively, a decrease of $1,200 (5%). For the nine months ended September 30, 2017 and 2016, these expenses were $68,000 and $70,600, respectively, a decrease of $2,600 (4%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Cash Flows Overview. Cash flows from operating activities for the nine months ended September 30, 2017 and 2016 were $834,800 and $562,200, respectively, and include cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses. The increase in cash flows resulted primarily from increased revenues driven by higher realized natural gas prices.
No cash was provided by investing activities for the nine months ended September 30, 2017 and 2016.
Cash used in financing activities increased $462,200 during the nine months ended September 30, 2017 to $856,100 from $393,900 for the nine months ended September 30, 2016. This increase was due to an increase in cash distributions to partners, which was driven by a 54% increase in revenues compounded by a 10% decrease in costs and expenses.

Liquidity and Capital Resources

See Note 1 to our condensed financial statements for additional information related to liquidity and capital resources.

Critical Accounting Policies

See Note 2 to our condensed financial statements for additional information related to recently issued accounting standards.

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration of Securities on Form 10-12G filed September 9, 2017.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The MGP maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the MGP's Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the MGP recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the MGP's Chief Executive Officer and Principal Financial Officer, the MGP has carried out an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the MGP's Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017, its disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
]ITEM  1.    LEGAL PROCEEDINGS

The Partnership is a party to various routine legal proceedings arising out of the ordinary course of its business. The MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s financial condition or results of operations.

The MGP's affiliates and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their respective businesses. The MGP believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operations.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Limited Partnership for DGOC Series 18(B), L.P. (incorporated by reference to Exhibit 3.1 to the Company's Form 10-12G Registration Statement filed on September 8, 2017)
3.2		Certificate and Agreement of Limited Partnership for DGOC Series 18(B), L.P. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-12G Registration Statement filed on September 8, 2017)
31.1	(a)	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	(a)	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	(b)	Section 1350 Certification
32.2	(b)	Section 1350 Certification
101	(c)	Interactive Data File

(a)	Filed herewith
(b)
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this report and not "filed" as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, except to the extent that the registrant specifically incorporates it by reference.

(c)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are being furnished herewith and are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

_______________________________________________

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 DGOC SERIES 18(B), L.P.

	By:	DGOC Partnership Holdings, LLC, its Managing General Partner

Date: November 14, 2017	By:	/s/ ROBERT R. HUTSON, JR.
Robert R. Hutson, Jr., Chief Executive Officer (principal executive officer) of the Managing General Partner

Date: November 14, 2017	By:	/s/BRADLEY G. GRAY
Bradley G. Gray, Chief Operating Officer (principal financial officer) of the Managing General Partner